Form 10-K
period 2007-12-31
HarborView 2007-2
filed 2008-03-28
CIK 1391525

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-130961-39

      HarborView Mortgage Loan Trust 2007-2
      (exact name of issuing entity as specified in its charter)

      Greenwich Capital Acceptance, Inc. (depositor)
      (exact name of the registrant as specified in its charter)

      Greenwich Capital Financial Products, Inc.
      (exact name of the sponsor as specified in its charter)



  Delaware                                06-1199884
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)          Identification No.)



  600 Steamboat Road
   Greenwich, CT                                06830
  (Address of principal executive             (Zip Code)
  offices)


 Registrant's telephone number, including area code: (203) 625-2700



  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X




  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        X



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer  X
   Smaller reporting company ___


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Not applicable.


  Item 1A.     Risk Factors.

               Not applicable.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Not applicable.


  Item 3.      Legal Proceedings.

               None.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Not applicable.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Not applicable.


  Item 6.      Selected Financial Data.

               Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Not applicable.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Not applicable.


  Item 8.      Financial Statements and Supplementary Data.

               Not applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Not applicable.


  Item 9A.     Controls and Procedures.

               Not applicable.


  Item 9A(T).  Controls and Procedures.

               Not applicable.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Not applicable.


  Item 11.     Executive Compensation.

               Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Not applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Not applicable.


  Item 14.     Principal Accounting Fees and Services.

               Not applicable.




  ADDITIONAL DISCLOSURE ITEMS PURSUANT TO GENERAL INSTRUCTION J


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

The consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2007, together with the accompanying notes to consolidated financial statements, all of Ambac Assurance Corporation and its subsidiaries, are incorporated herein by reference from Exhibit 99.01 to the Annual Report on Form 10-K of Ambac Financial Group, Inc., as filed with the Commission on February 29, 2007, Commission File Number 001-10777, CIK number 0000874501.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

The Royal Bank of Scotland plc provides a senior basis risk cap agreement and a subordinate basis risk cap agreement for the trust as disclosed in the 424 Prospectus. No additional disclosure is necessary because the aggregate significance percentage for the senior basis risk cap agreement and the subordinate basis risk cap agreement is less than 10%.



Item 1117 of Regulation AB, Legal Proceedings.

On August 6, 2007, American Home Mortgage Holdings, Inc. and seven affiliates, including American Home Mortgage Corp., which is an originator of certain of the mortgage loans, and American Home Mortgage Servicing, Inc., which is a servicer of the mortgage loans (collectively, the "Debtors"), each filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Judge Christopher S. Sontchi is presiding over the Debtors' Chapter 11 bankruptcy cases, which are being jointly administered under Case Number 07-11047. The Debtors are at this time operating their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court.

On October 23, 2007, the Bankruptcy Court approved AH Mortgage Acquisition Co., Inc., an entity formed by Wilbur L. Ross (the "Purchaser"), entering into an agreement to acquire substantially all of the servicing assets of American Home Mortgage Servicing, Inc. On November 15, 2007, the financial closing of the transaction, the Purchaser invested over $500 million in these servicing assets. American Home Mortgage Servicing, Inc.'s management believes that the legal closing of the acquisition will occur during the second quarter of 2008. After the legal closing, the new servicing company will conduct business as AH Mortgage Acquisition Co., Inc. doing business as American Home Mortgage Servicing, Inc.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

Information required by item 1119 has been omitted from this annual report on Form 10-K because it is materially the same information as has been provided previously in a prospectus timely filed pursuant to Rule 424 promulgated under the Securities Act of 1933 under the same Central Index Key
(CIK) code as this annual report on Form 10-K.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities are attached hereto under Item 15.

The assessment of compliance for American Home Mortgage Servicing, Inc. disclosed the following material noncompliance with servicing criteria 1122(d)(2)(i) and 1122(d)(4)(iii), as applicable during the twelve months ended December 31, 2007:

* With respect to servicing criterion 1122(d)(2)(i), certain obligor remittances were not deposited into the appropriate custodial bank accounts within two business days of receipt as required by the related transaction agreements. Payments on pool assets were not deposited into the appropriate custodial bank accounts within two business days of receipt as specified in the transaction documents for various securitizations serviced by American Home Mortgage Servicing, Inc. as a result of a unilateral bank decision by JPMorgan Chase Bank, N.A., the depository bank, to require a fully funded daily payment clearing bank account (called a "prefund status") between August 1, 2007 and December 20, 2007. This requirement added one day of delay to the funds transfer process during that period. American Home Mortgage Servicing, Inc. believes it is in compliance with the requirements of servicing criterion 1122(d)(2)(i) as of December 20, 2007.

* With respect to servicing criterion 1122(d)(4)(iii), certain removals from the asset pool were not made within the timeframe required by the related transaction agreements. For one of the 75 securitizations American Home Mortgage Servicing, Inc. serviced during 2007, the pooling and servicing agreement restricted American Home Mortgage Servicing, Inc.'s ability to comply with that document while acting in the best interests of the trust. In particular, the pooling and servicing agreement for the transaction provided that American Home Mortgage Servicing, Inc. was required to charge-off any loans in the trust that were delinquent for 180 days, but did not provide for the simultaneous transfer of such loans to the depositor (or its designee). In January 2008, the pooling and servicing agreement for the transaction was amended to provide for such simultaneous transfer.

Central Mortgage Company (the "Company") has reported an instance of material non-compliance with the servicing criteria set forth in 1122(d)(4)(x)(B) of Regulation AB applicable to the Company during the year ended December 31, 2007.
Item 1122(d)(4)(x)(B) requires that regarding any funds held in trust for an obligor (such as escrow accounts): (B) interest on such funds is paid, or credited, to obligors in accordance with applicable mortgage loan documents and state laws. It was noted that in 4 states; Oregon, Wisconsin, Maine and New Hampshire; that the interest rate used to credit interest to obligor(s)' trust funds was inaccurate. Additional monitoring of the states' published interest rates has been implemented with additional emphasis on the effective change date and accuracy.

Although each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the Assessments of Compliance with Servicing Criteria and related Attestation Reports included with this report, the Servicers', American Home Mortgage Servicing, Inc. and Residential Funding Corporation, Assessments of Compliance and related Attestation Reports did not address each of the servicing criteria that the Servicers were required to address under the terms of the related Servicing Agreements. The Servicers have not identified such failure to provide an Assessment and Attestation for these items as a material failure to fulfill its obligations under the related servicing agreements in the Servicer Compliance Statements provided under Item 1123 of Regulation AB, because the Servicers assert that those items are not applicable to the Servicers.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4.1) Pooling and Servicing Agreement dated as of March 1, 2007, among Greenwich Capital Acceptance, Inc., as Depositor, Greenwich Capital Financial Products, Inc., as Seller, Wells Fargo Bank, N.A., as Master Servicer and Securities Administrator, Clayton Fixed Income Services Inc., as Credit Risk Manager and Deutsche Bank National Trust Company, as Trustee and a Custodian, originally filed on Form 8-K on April 16, 2007, Commission File Number 333-130961-39, CIK Number 0001391525.

  (10.1) Incorporated by reference in Exhibit (4.1).

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 American Home Mortgage Servicing, Inc. as Servicer
    33.2 Central Mortgage Company as Servicer
    33.3 Deutsche Bank National Trust Company as Trustee and as Custodian
    33.4 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for Central Mortgage
    Company
    33.5 Residential Funding Corporation as Servicer
    33.6 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.7 Wells Fargo Bank, N.A. as Custodian



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 American Home Mortgage Servicing, Inc. as Servicer
    34.2 Central Mortgage Company as Servicer
    34.3 Deutsche Bank National Trust Company as Trustee and as Custodian
    34.4 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for Central Mortgage
    Company
    34.5 Residential Funding Corporation as Servicer
    34.6 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.7 Wells Fargo Bank, N.A. as Custodian



   (35) Servicer compliance statement.



    35.1 American Home Mortgage Servicing, Inc. as Servicer
    35.2 Central Mortgage Company as Servicer
    35.3 Residential Funding Corporation as Servicer
    35.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



     (99.1) Copy of the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2007, together with the accompanying notes to consolidated financial statements, all of Ambac Assurance Corporation and its subsidiaries, are incorporated herein by reference from Exhibit
     99.01 to the Annual Report on Form 10-K of Ambac Financial Group, Inc., as filed with the Commission on February 29, 2007, Commission File Number 001-10777, CIK number 0000874501.

   (b) Exhibits identified in paragraph (a) above.

   (c) Not applicable.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   HarborView Mortgage Loan Trust 2007-2
   (Issuing Entity)

   Wells Fargo Bank, N.A.
   (Master Servicer)

   /s/ Diane Courtney
   Diane Courtney, Vice President
   (Senior Officer in charge of the servicing function of Wells Fargo Bank,
    N.A., in its capacity as Master Servicer)


    Date:   March 26, 2008



  Exhibit Index

  Exhibit No.


   (4.1) Pooling and Servicing Agreement dated as of March 1, 2007, among Greenwich Capital Acceptance, Inc., as Depositor, Greenwich Capital Financial Products, Inc., as Seller, Wells Fargo Bank, N.A., as Master Servicer and Securities Administrator, Clayton Fixed Income Services Inc., as Credit Risk Manager and Deutsche Bank National Trust Company, as Trustee and a Custodian, originally filed on Form 8-K on April 16, 2007, Commission File Number 333-130961-39, CIK Number 0001391525.

   (10.1) Incorporated by reference in Exhibit (4.1).

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 American Home Mortgage Servicing, Inc. as Servicer
    33.2 Central Mortgage Company as Servicer
    33.3 Deutsche Bank National Trust Company as Trustee and as Custodian
    33.4 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for Central Mortgage
    Company
    33.5 Residential Funding Corporation as Servicer
    33.6 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.7 Wells Fargo Bank, N.A. as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 American Home Mortgage Servicing, Inc. as Servicer
    34.2 Central Mortgage Company as Servicer
    34.3 Deutsche Bank National Trust Company as Trustee and as Custodian
    34.4 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for Central Mortgage
    Company
    34.5 Residential Funding Corporation as Servicer
    34.6 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.7 Wells Fargo Bank, N.A. as Custodian


   (35) Servicer compliance statement.



    35.1 American Home Mortgage Servicing, Inc. as Servicer
    35.2 Central Mortgage Company as Servicer
    35.3 Residential Funding Corporation as Servicer
    35.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator


     (99.1) Copy of the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2007, together with the accompanying notes to consolidated financial statements, all of Ambac Assurance Corporation and its subsidiaries, are incorporated herein by reference from Exhibit
     99.01 to the Annual Report on Form 10-K of Ambac Financial Group, Inc., as filed with the Commission on February 29, 2007, Commission File Number 001-10777, CIK number 0000874501.